Form 10QSB
period 1999-03-31
CZECH CONNECTION INC
filed 1999-05-12
CIK 1078364

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-QSB


                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended: March 31, 1999

                Commission File Number:  000-25369

                     THE CZECH CONNECTION, INC.
 (Exact name of small business issuer as specified in its charter)

                             NEVADA
  (State or other jurisdiction of incorporation or organization)

                           33-0840223
                 (IRS Employer Identification No.)

                       6 VENTURE, SUITE 207
                        IRVINE, CALIFORNIA
              (Address of principal executive offices)

                             92618
                           (Zip Code)

                         (949) 453-9262
                   (Issuer's Telephone Number)

       --------------------------------------------------
      (Former name, former address and former fiscal year,
                    if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X No .
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the three month period ending March 31, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

          The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the company's securities until such time as the company successfully implements its business plans.

         Because the Company is not required to pay rent or salaries to any of its officers or directors, Management believes that the Company has sufficient funds to continue operations through the foreseeable future.

FORWARD LOOKING STATEMENTS

                  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

YEAR 2000 DISCLOSURE

          Many existing computer programs use only two digits to identify a year in the dare field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          NONE

ITEM 5.   OTHER INFORMATION - NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                            Unaudited         Audited
                                          March 31, 1999  December 31, 1998
                                          --------------  -----------------
ASSETS:

     Current Assets                       $            0  $               0

     Organization Costs (net of
       $500 accumulated
       amortization)                                 500                500
                                          --------------  -----------------
     Total Assets                                    500                500
                                          ==============  =================

LIABILITIES

     Current Liabilities
          Accounts Payable                           500                400
                                          --------------  -----------------
     Total Current Liabilities                       500                400
                                          --------------  -----------------
     Total Liabilities                               500                400

STOCKHOLDERS' EQUITY
     Common Stock - Par Value $.0001
     15,000,000 Shares Authorized
     500,000 Shares Issued and
     Outstanding                                     500                500

     Additional Paid-In Capital                        -                  -

     Retained Deficit, accumulated
       in the development stage                     (500)              (400)
                                          --------------  -----------------
     Total Stockholders' Equity                        0                100

     Total Liabilities and
       Stockholders' Equity               $          500  $             500
                                          ==============  =================



                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the       Period
                               Three        Three       03/15/93
                               Months       Months    (Inception)
                               Ended        Ended         to
                             03/31/99      03/31/98     03/31/99
                             --------      --------     --------
REVENUE:

     Revenue                 $      0      $      0     $      0

EXPENSES:


     Taxes and Licenses             0             0          500
                             --------      --------     --------
     Total Expenses                 0             0          500

Net Income/(Loss)            $      0      $      0     $   (500)
                             ========      ========     ========

Net loss per share           $   0.00      $   0.00     $  (.001)
                             ========      ========     ========




                           THE CZECH CONNECTION, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the        03/15/93
                                         Three Months Three Months   (Inception)
                                            Ended        Ended            to
                                          03/31/99      03/31/98       03/31/99
                                          --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0       $      0
  Cash Paid for Operating Activities             0             0              0
                                          --------      --------       --------

Net Cash Used By Operating Activities            0             0              0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0           (500)
                                          --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0            500
                                          --------      --------       --------

Net Decrease in Cash and Cash Equivalents        0             0              0

Cash and Cash Equivalents at
  Beginning of Period                            0             0              0
                                          --------      --------       --------
Cash and Cash Equivalents at
  End of Period                           $      0      $      0       $      0
                                          ========      ========       ========


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $      0      $      0       $   (500)
                                          --------      --------       --------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:

   Increase in Accounts Payable                  0             0            500
                                          --------      --------       --------
          Total Adjustments                      0             0            500

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0       $      0
                                          ========      ========       ========


The Czech Connection, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1999
-----------------------------------------------


The unaudited financial information included for the three month interim period ended March 31, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE CZECH CONNECTION, INC.
                                      (Registrant)

                                      Dated:  May 11, 1999



                                      By:   s/Richard Unwin
                                         ------------------------------
                                         Richard Unwin, President

                           THE CZECH CONNECTION, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBITS                                                                Page No.

  EX-27      Financial Data Schedule.........................................10