Form 10KSB/A
period 1999-03-31
CZECH CONNECTION INC
filed 1999-07-02
CIK 1078364

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                        FORM 10-QSB/A 1



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

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                            Unaudited         Audited
                                          March 31, 1999  December 31, 1998
                                          --------------  -----------------
ASSETS:
     Current Assets                       $            0  $               0

     Organization Costs (net of
       $500 accumulated
       amortization)                                 500                500
                                          --------------  -----------------
     Total Assets                                    500                500
                                          ==============  =================

LIABILITIES


     Current Liabilities
          Accounts Payable                           750                400
                                          --------------  -----------------
     Total Current Liabilities                       750                400
                                          --------------  -----------------
     Total Liabilities                               750                400


STOCKHOLDERS' EQUITY
     Common Stock - Par Value $.0001
     15,000,000 Shares Authorized
     500,000 Shares Issued and
     Outstanding                                     500                500

     Additional Paid-In Capital                        -                  -


     Retained Deficit, accumulated
       in the development stage                     (750)              (400)
                                          --------------  -----------------
     Total Stockholders' Equity                        0                100


     Total Liabilities and
       Stockholders' Equity               $          500  $             500
                                          ==============  =================




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the       Period
                               Three        Three       03/15/93
                               Months       Months    (Inception)
                               Ended        Ended         to
                             03/31/99      03/31/98     03/31/99
                             --------      --------     --------
REVENUE:

     Revenue                 $      0      $      0     $      0

EXPENSES:



     Taxes and Licenses           250             0          750
                             --------      --------     --------
     Total Expenses               250             0          750

Net Income/(Loss)            $   (250)     $      0     $   (750)
                             ========      ========     ========


Net loss per share           $   0.00      $   0.00     $  (.001)
                             ========      ========     ========




                           THE CZECH CONNECTION, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the        03/15/93
                                         Three Months Three Months   (Inception)
                                            Ended        Ended            to
                                          03/31/99      03/31/98       03/31/99
                                          --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0       $      0
  Cash Paid for Operating Activities             0             0              0
                                          --------      --------       --------

Net Cash Used By Operating Activities            0             0              0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0           (500)
                                          --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0            500
                                          --------      --------       --------

Net Decrease in Cash and Cash Equivalents        0             0              0

Cash and Cash Equivalents at
  Beginning of Period                            0             0              0
                                          --------      --------       --------
Cash and Cash Equivalents at
  End of Period                           $      0      $      0       $      0
                                          ========      ========       ========


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:


   Net Income/(Loss)                      $   (250)     $      0       $   (750)
                                          --------      --------       --------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:

   Increase in Accounts Payable                250             0            250
                                          --------      --------       --------
          Total Adjustments                      0             0            500


NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0       $      0
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


                                         Dated:  July 1, 1999




                                         By:   s/Richard Unwin
                                            ------------------------------
                                            Richard Unwin, President

                           THE CZECH CONNECTION, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBITS                                                               Page No.

  EX-27           Financial Data Schedule....................................10