Form 10QSB
period 1999-06-30
CZECH CONNECTION INC
filed 1999-08-13
CIK 1078364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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
Yes X     No
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ending June 30, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                            Unaudited         Audited
                                          June 30, 1999   December 31, 1998
                                          -------------   -----------------

ASSETS:
     Current Assets                       $            0  $               0

     Organization Costs (net of
       $500 accumulated
       amortization)                                 500                500
                                          --------------  -----------------
     Total Assets                                    500                500
                                          ==============  =================

LIABILITIES

     Current Liabilities
          Accounts Payable                           750                500
                                          --------------  -----------------
     Total Current Liabilities                       750                500
                                          --------------  -----------------
     Total Liabilities                               750                500

STOCKHOLDERS' EQUITY
     Common Stock - Par Value $.0001
     15,000,000 Shares Authorized
     500,000 Shares Issued and
     Outstanding                                     500                500

     Additional Paid-In Capital                        -                  -

     Retained Deficit, accumulated
       in the development stage                     (750)              (500)
                                          --------------  -----------------
     Total Stockholders' Equity                        0                  0

     Total Liabilities and
       Stockholders' Equity               $          500  $             500
                                          ==============  =================




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the       Period
                                Six          Six        03/15/93
                               Months       Months    (Inception)
                               Ended        Ended         to
                             06/30/99      06/30/98     06/30/99
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
                             ========      ========     ========




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                             For the      For the
                                              Three        Three
                                              Months       Months
                                              Ended        Ended
                                            06/30/99      06/30/98
                                            --------      --------
REVENUE:

     Revenue                                $      0      $      0

EXPENSES:


     Taxes and Licenses                            0             0
                                            --------      --------
     Total Expenses                                0             0

Net Income/(Loss)                           $      0      $      0
                                            ========      ========

Net loss per share                          $   0.00      $   0.00
                                            ========      ========





                           THE CZECH CONNECTION, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the        03/15/93
                                         Six Months    Six Months     (Inception)
                                            Ended        Ended            to
                                          06/30/99      06/30/98       06/30/99
                                          --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0       $      0
  Cash Paid for Operating Activities             0             0              0
                                          --------      --------       --------

Net Cash Used By Operating Activities            0             0              0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0           (500)
                                          --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0            500
                                          --------      --------       --------

Net Decrease in Cash and Cash Equivalents        0             0              0

Cash and Cash Equivalents at
  Beginning of Period                            0             0              0
                                          --------      --------       --------
Cash and Cash Equivalents at
  End of Period                           $      0      $      0       $      0
                                          ========      ========       ========


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (250)     $      0       $   (750)
                                          --------      --------       --------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:

   Increase in Accounts Payable                250             0            750
                                          --------      --------       --------
          Total Adjustments                      0             0            750

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0       $      0
                                          ========      ========       ========


The Czech Connection, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1999
--------------------------------------------


The unaudited financial information included for the three month and six month interim periods ended June 30, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments
(consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CZECH CONNECTION, INC.
                                        (Registrant)

                                        Dated:  August 12, 1999



                                        By:   s/Richard Unwin
                                           ------------------------------
                                           Richard Unwin, President

                           THE CZECH CONNECTION, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................11