Form 10QSB
period 1999-09-30
CZECH CONNECTION INC
filed 1999-11-12
CIK 1078364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending September 30, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

Forward Looking Statements

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

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

          (b)   Reports on Form 8-K - NONE


                           THE CZECH CONNECTION, INC.
                         (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                          Unaudited         Audited
                                      September 30, 1999 December 31, 1998
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
                                        ==============    =================




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the       Period
                                Nine         Nine       03/15/93
                               Months       Months    (Inception)
                               Ended        Ended         to
                             09/30/99      09/30/98     09/30/99
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
                             ========      ========     ========




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                             For the      For the
                                              Three        Three
                                              Months       Months
                                              Ended        Ended
                                            09/30/99      09/30/98
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
                                            ========      ========




                           THE CZECH CONNECTION, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the        03/15/93
                                         Nine Months   Nine Months   (Inception)
                                            Ended        Ended            to
                                          09/30/99      09/30/98       09/30/99
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
                                          ========      ========       ========



The Czech Connection, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1999
--------------------------------------------------


The unaudited financial information included for the three month and nine month interim periods ended September 30, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CZECH CONNECTION, INC.
                                        (Registrant)

                                        Dated:  November 10, 1999



                                        By:   s/Richard Unwin
                                            ---------------------
                                            Richard Unwin, President

                           THE CZECH CONNECTION, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................12