Form 10QSB
period 2000-06-30
CZECH CONNECTION INC
filed 2000-07-31
CIK 1078364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 2000. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

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

          (a)   Exhibits

                EX-27 Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                                  BALANCE SHEET

                                          Unaudited           Audited
                                         June 30, 2000    December 31, 1999
                                        --------------    -----------------
ASSETS:

     Current Assets                     $            0    $               0

     Organization Costs (net of
       $500 accumulated

       amortization)                               500                  500
                                        --------------    -----------------
     Total Assets                                  500                  500
                                        ==============    =================

LIABILITIES

     Current Liabilities

          Accounts Payable                         700                  600
                                        --------------    -----------------
     Total Current Liabilities                     700                  600
                                        --------------    -----------------
     Total Liabilities                             700                  600
                                        --------------    -----------------
STOCKHOLDERS' EQUITY
     Common Stock - Par Value $.0001
     15,000,000 Shares Authorized
     500,000 Shares Issued and

     Outstanding                                   500                  500

     Additional Paid-In Capital                      -                    -

     Retained Deficit, accumulated

       in the development stage                   (700)                (600)
                                        --------------    -----------------
     Total Stockholders' Equity                   (200)                (100)
                                        --------------    -----------------
     Total Liabilities and

       Stockholders' Equity             $          500    $             500
                                        ==============    =================




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                             For the      For the
                                              Three        Three
                                              Months       Months
                                              Ended        Ended
                                            06/30/00      06/30/99
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
                                            ========      ========




                           THE CZECH CONNECTION, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the       Period
                                Six          Six        03/15/93
                               Months       Months    (Inception)
                               Ended        Ended         to
                             06/30/00      06/30/99     06/30/00
                             --------      --------     --------
REVENUE:

     Revenue                 $      0      $      0     $      0

EXPENSES:


     Taxes and Licenses           100           100          700
                             --------      --------     --------
     Total Expenses               100           100          700

Net Income/(Loss)            $   (100)     $   (100)    $   (700)
                             ========      ========     ========

Net loss per share           $   0.00      $   0.00     $  (.001)
                             ========      ========     ========




                           THE CZECH CONNECTION, INC.
                          (a Development Stage Company)
                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the        03/15/93
                                         Six Months     Six Months   (Inception)
                                            Ended        Ended            to
                                          06/30/00      06/30/99       06/30/00
                                          --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0       $      0
  Cash Paid for Operating Activities             0             0              0
                                          --------      --------       --------

Net Cash Used By Operating Activities            0             0              0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0           (500)
                                          --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0            500
                                          --------      --------       --------

Net Decrease in Cash and Cash Equivalents        0             0              0

Cash and Cash Equivalents at

  Beginning of Period                            0             0              0
                                          --------      --------       --------
Cash and Cash Equivalents at

  End of Period                           $      0      $      0       $      0
                                          ========      ========       ========


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (100)     $   (100)      $   (700)
                                          --------      --------       --------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:

   Increase in Accounts Payable                100           100            700
                                          --------      --------       --------
          Total Adjustments                    100           100            700

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0       $      0
                                          ========      ========       ========



The Czech Connection, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 2000
--------------------------------------------

The unaudited financial information included for the three month and six month interim periods ended June 30, 2000 were taken from the books and records of the Company without audit. However, such information reflects all adjustments
(consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

Review of Report by Independent Auditor

Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditors have reviewed the interim financial statements included in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CZECH CONNECTION, INC.
                                        (Registrant)

                                        Dated:  July 28, 2000



                                        By:   s/Richard Unwin
                                           ---------------------------
                                           Richard Unwin, President

                           THE CZECH CONNECTION, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................12